Form 10-K
period 2019-09-30
Voiceinterop, Inc.
filed 2020-03-17
CIK 1750506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 333-231420

VOICEINTEROP, INC.
(Exact name of registrant as specified in its charter)
Florida	26-1543985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 North Federal Highway, Suite 100 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 939-3300

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.001per share	None	None

-i-

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 29, 2019 based on the par value of $0.001 was approximately $18,470. The common stock is currently not traded on any exchange. At March 17, 2020 the registrant had outstanding 18,469,642 shares of common stock, par value $0.001 per share.

-ii-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

The Company

We were initially incorporated as VoiceInterop, Inc. (“the Company” or “VoiceInteop”) on November 15, 2007 as a Florida corporation by our parent, Cleartronic, Inc (“Cleartronic” or “parent company”)

On March 21, 2018, the Board of Directors approved plans for the complete legal and structural separation of VoiceInterop from Cleartronic (the “Spin-Off”). The Spin-Off is expected to be executed by a special dividend distribution to holders of Cleartronic’s common stock and holders of Cleartronic’s Series C and D Convertible Preferred stock. Cleartronic common stock shareholders will receive .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic common stock held. Cleartronic Series C and D Preferred shareholders will receive .375 shares of VoiceInterop common stock for each one (1) share of Series C or D Preferred share held. Any fractional shares will be rounded up. Following the Spin-Off, Cleartronic will not own any equity interest in us, and we will operate independently from Cleartronic.

In connection with the Spin-off, effective as of November 7, 2019, the Company declared a 1,000 for 17,819,642 forward stock split. As of November 7, 2019, Cleartronic owns 17,819,642 shares of our common stock, which it will distribute to its shareholders in the Spin-Off Transaction. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

On November 14, 2019, the S-1 registration statement for  Voice interop, Inc. was declared effective by the United States  Securities and  Exchange Commission.

Cleartronic's history was reviewed by the Financial Industry Regulatory Authority ("FINRA") and the dividend was approved to be distributed on February 14, 2020.

Business Overview

VoiceInterop sells hardware and software solutions for unified group communications, which are deployed by commercial enterprises, as well as government emergency responders, airports and educational institutions.  VoiceInterop will continue to focus on our leading product, the airport crash phone system, named Command Phone.  While not limited to airports, its primary function is group calling to a fixed set of endpoints (phones, speakers, etc.) so that everybody in the relevant community receives the same message simultaneously.

Need for Unified Group Communications

Although public safety personnel regularly use cellular phones, personal digital assistants (PDAs), and other commercial wireless devices and services, we believe that these devices are currently not sufficiently suited for public safety mission critical communications during critical incidents.  As an example, hundreds of firefighters and police officers rushed to rescue victims from the attack on the World Trade Center on September 11, 2001.  As police and firefighters swarmed the building searching for survivors, incident commanders outside were hearing warnings from helicopters circling the scene from above that the towers were beginning to glow and were dangerously close to collapse.  Radio communications were a lifeline for the hundreds of police officers who received the word to evacuate the building—all but 60 police officers escaped with their lives.  Tragically, hundreds of New York firefighters and emergency workers did not receive that warning because they were using a different radio communications system.  Unaware of the impending collapse, 412 firefighters and emergency workers lost their lives.  A report from the University of New Hampshire based ATLAS Project stated, “From numerous interviews gathered as part of a fire department inquiry into the events of September 11th, it would appear that non-interoperability was at least partially responsible for the loss of 343 firefighters at the World Trade Center.”

We believe that public safety officials should not depend solely on commercial communication systems that can be overloaded and that may be unreliable during critical incidents when public demand can overwhelm the systems.  Public safety officials have unique and demanding communications requirements.  Optimal public safety radio communication systems require:

•dedicated channels and priority access that is available at all times to handle unexpected emergencies;

• reliable one-to-many broadcast capability, which is not generally available in cellular systems;

• highly reliable and redundant networks that are engineered and maintained to withstand natural disasters and other emergencies; and

• the best possible coverage within a given geographic area, with a minimum of dead zones.

Unique equipment designed for quick response in emergency situations—dialing, waiting for call connection, and busy signals are unacceptable during critical events when seconds can mean the difference between life and death.

We believe that our software when properly used can add value, redundancy and alternative methods of communicating for radios and radio systems and the personnel who use them.

Unified Group Communication Services and Solutions

We offer professional engineering, consulting, system design, installation and annual support contracts for standards based audio and voice unified group communication solutions.  We have designed, built and installed eighteen unified group communication solutions for various vertical markets within government and private enterprise organizations, with an emphasis in the aviation industry as of September 30, 2019. Twelve of which utilized a third party’s software solution prior to us developing our own proprietary application.  We are now able to use our own proprietary software in future installations which provides the company with greater profit margins.

Some of our airport clients include:  Palm Beach International, Omaha International (Eppley Field), Austin Bergstrom International,  Key West International.

Sales and Marketing

Sales and marketing efforts are focused on the two aspects of our business, software and hardware.  We have marketed our software solution, trade named Command Phone and the patented AudioMate360 IP gateways through our Director of Sales and Marketing.

We intend to continue to develop our worldwide network of network of value added resellers (“VARs”).  As of February 1, 2020, we had 46 VARs in our distribution network.  These existing and potential VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of information technology products and services.

Sales prospects are derived from website inquiries, client referrals and trade show activities.  We intend to use search engine optimization to increase the number of inquiries that we receive from our website, and if we become adequately funded, we intend to hire additional commission only d sales representatives.

Our Plan

Command Phone Systems

VoiceInterop has addressed a market demand for immediate emergency communication with the development of its Command Phone solution for enterprise and public safety organizations. This proprietary VoIP emergency notification system is customized to organizations specific requirements such as Airport Crash Net phones and industrial campus IP phone networks. This system is essentially an outbound conference call to multiple recipients in real time providing instant audio communication.

Utilizing existing or new IP networks this highly customizable and scalable phone communication system has been deployed at major international airports in North America as well as Fortune 1000 companies as the primary phone emergency notification platform.

However, the Command Phone is more than just phones. It has flexibility to include overhead paging speakers in addition to, or in lieu of, a conventional telephone station. A VoiceInterop AudioMate360 RoIP (Radio over IP) gateway can be introduced to transmit the audio alert over a radio channel to field units. The system can send voice alerts to off campus personnel via cell phones and the public telephone network. The Command Phone system can even trigger existing alerting systems to open doors, turn on the lights, and activate other functions at the start of an emergency alert call.

The concentration of VoiceInterop sales and marketing to date has been to the airport industry. To realize increased revenue and further monetize the Command Phone solution market penetration in various additional vertical sectors such as industrial campuses, utilities and educational organizations will require additional marketing dollars. These marketing funds would be used to advertise in vertical industry trade publications, direct and indirect sales activities, Constant Contact email campaigns, and industry association memberships and trade shows. These activities would be primarily focused on regional organizations to establish market share and shorten the sales cycle compared to large national opportunities.

VoiceInterop Hardware and Radio Interoperability

The lack of radio interoperability within and between agencies has been an issue for decades.  User groups on different frequencies and using radios made by different manufacturers are not able to communicate, sometimes even within their own agency.

The AudioMate360r is a cost-effective IP audio gateway for bridging most LMR (Land Mobile Radios) and IP-based unified group communication networks via RoIP (Radio over IP). Users can connect two-way land mobile radios regardless of frequency range or equipment manufacturer, whether conventional or trunked. Each AudioMate360 is completely software programmable via a web browser. The AudioMate360a Analog Gateway provides baseband audio inputs and outputs to access to VoIP (Voice over IP) unified communications network

With the Audiomate360, radio talk groups on different frequencies, in different locations and using different radios communicate securely, regardless of their location via a private network or the Internet. Using AudioMates increases communications capabilities, lowers the cost, greatly simplifies the implementation and use by organizations, and extends and enables true communications interoperability between talk groups and locations.  When combined with ReadyOp, the two-way radio communications can be extended to authorized ReadyOp users using their laptops and cellphones.

The AudioMate 360r Radio Gateway connects to a compatible 2-way land mobile radio configured as a control station, acting as its microphone and speaker. The AM360r connects to a wide variety of radios, regardless of operating frequency, including Motorola, Kenwood, Icom, Tait, and others.  There are currently several thousand AudioMate gateways deployed throughout the United States and internationally.    The gateways are used in daily operations as well as in emergencies by law enforcement, fire rescue operations, hospitals, local and state government agencies, schools and universities and by private sector corporations.  More than 200 million radio transmissions have already been completed via the AudioMate gateways and their use continues to grow.

ReadyOp Communications

The Company is a licensed distributor of ReadyOp software, which is a simple, innovative tool for effectively planning, managing, communicating and directing activities within a single organization or in a unified command structure involving multiple organizations. ReadyOp is designed to handle fast-paced, demanding communications challenges of Incident Command Response, ReadyOp’s flexibility supports daily, exercise and response activities for a single organization as well as unified, multi-location agencies and operations.

ReadyOp is secure and scalable to any size organization to support daily operations as well as incidents and emergencies. With a simple user interface, ReadyOp provides a powerful tool for directing, supporting and communication with many people. The Company believes there is no other program that offers the flexibility for planning, command, control and communications directly with the people and agencies involved in special events, readiness exercises, incidents and emergencies.

Strategic Acquisitions

Our management team believes there are numerous opportunities for a new, properly capitalized public company to acquire private companies not only in our industry but in other industries where prospective companies would welcome the opportunity to benefit from being a part of a new public company.

Competition

The unified group communications industry is extremely competitive.  Over the past year, the number of companies entering our industry has increased dramatically.  Competitive pricing pressures can negatively impact profit margins, if any.  Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and Mutuallink, Inc. as well as Twisted Pair Solutions, Inc. and its other resellers and licensees.

These and other potential competitors are generally large and well capitalized and have substantially more experience than we do in our industry.

We expect to face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.  We may also face intense competition from cable companies which have added or are planning to add VoIP services to their existing product lines.

The traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base.  Because substantially all of our prospective customers are already purchasing communications services from one or more of these providers, our success may be dependent upon, among other things, our ability to attract target customers away from their existing providers.  These potential competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer.

Our competitors’ financial resources may allow them to offer services at prices below cost or without charge in order to maintain and gain market share or otherwise improve their competitive positions.  Our competitors also could use their greater financial resources to offer more attractive service packages that include on-site installation and more robust customer service.  In addition, because of the other services our competitors provide, they may choose to offer unified group communication services as part of a bundle that includes other products, such as VoIP telephone service, video, high speed Internet access and wireless telephone service, which we do not and cannot offer.  This bundle may enable our competitors to offer unified group communication service at price levels with which we may not be able to compete or to offer functionality that integrates that service with their other offerings, both of which may be more desirable to consumers.  Any of these competitive factors could make it difficult or impossible for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

Employees

As of February 1, 2020, VoiceInterop has one employee, consisting of: Larry Reid as the Chief Executive Officer, Chief Financial Officer, Secretary and Director. James Concannon, the Director of Sales and Marketing and John Boteler, Software Support and Engineering Director. Both are  independent contractors to the Company.

Competition

The unified group communications industry is extremely competitive.  Over the past year, the number of companies entering our industry has increased dramatically.  Competitive pricing pressures can negatively impact profit margins, if any.  Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and Mutual-Link, Inc. as well as Motorola and its authorized dealers.

These and other potential competitors are generally large and well capitalized and have substantially more experience than we do in our industry.  Consequently, in order for VoiceInterop to be successful in its intended operations, it must be able to compete effectively against its competitors.  If VoiceInterop cannot effectively compete for whatever reason, we will not be successful.

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP Gateway through a commissioned sales person.  The majority of our sales leads have come through sales persons, VARs and our website.  If we are able to continue our business activities, we intend to expand the use of commissioned sales representatives to market and sell the ReadyOp™ software solution along with our AudioMate 360 IP Gateway line of Internet Protocol Gateways.  We will continue to use our network of VARs to market our AudioMate 360 IP Gateway.

Adequacy of Working Capital for VoiceInterop

Our current operating expenses are approximately $20,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $50,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $20,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $240,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

The Financial Results for VoiceInterop May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially and adversely affect our business, operating results, and financial condition.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Transfer Agent

Our transfer agent is ClearTrust, LLC, whose address is 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558, and telephone number is (813) 235-4490.

Company Contact Information

Our principal executive offices are located at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487, telephone (561) 939-3300.  Our email address is info@voiceinterop.com.  The VoiceInterop Internet website is located at www.voiceinterop.com.  The information contained in our website shall not constitute part of this report.

Item 1A. Risk Factors.

We have no operating history as a separate public company, and our historical financial information is not necessarily indicative of our future prospects.

The historical information in this Prospectus refers to our business as operated by and integrated with Cleartronic.  Our historical financial information included in this Prospectus is derived from the consolidated financial statements and accounting records of Cleartronic.  Therefore, the historical information included in this Prospectus does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate company or those that we will achieve in the future, primarily as a result of the following factors.

Prior to the Spin-Off, we have operated as a subsidiary of Cleartronic, rather than as a separate company.  Cleartronic performed various corporate functions for us and/or our assets, including tax administration, cash management, accounting, information services, human resources, ethics and compliance programs, investor and public relations, certain governance functions (including internal audit) and external reporting.  Our historical financial results reflect allocations of corporate expenses from Cleartronic for these and similar functions.  These allocations may be less than the comparable expenses we would have incurred had we operated as a separate company.  Accordingly, our historical financial information is not necessarily indicative of our future prospects.

We may not be able to achieve some or all of the benefits that we expect to achieve from our Spin-Off from Cleartronic.

By separating from Cleartronic, there is a risk that we will not achieve the full strategic and financial benefits expected to result from the Spin-Off or such benefits may be delayed or not occur at all.   We may be more susceptible to market fluctuations, liquidity challenges, increased costs, potential disruptions in our business, increased public scrutiny and other adverse events than we would have been if we were still a part of Cleartronic.   If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company.  If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.  We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act.  Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have e a negative effect on the trading price of our common stock.

Risks Related to Our Operations

Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to continue as a going concern.

As of September 30, 2019, we have $4,136 in cash on hand.   While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for VoiceInterop to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our shareholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs.  We do not now have funds sufficient to fund our operations at their current level for the next 12 months.  We need to raise additional cash to fund our operations and implement our business plan.  We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity.  If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both.  If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.  The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then-current shareholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing shareholders.

At this stage of our business operations, investors may lose their entire investment.

Because of the factors described above, and given the nature of our business and our changing business focus, we may not be able to execute our business plan and may be forced to cease operations, which could result in the loss by investors of their entire investment in our common stock.

If we raise additional funds through the issuance of our equity securities, the percentage ownership of our shareholders will be reduced, we may undergo a change in control and shareholders may experience dilution which could substantially diminish the value of their common stock.

One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings and other financial items.  If a public market is sustained for our shares, a material amount of dilution can be expected to cause the market price of our shares to decline.  Furthermore, the public perception of future dilution can have the same effect even if the actual dilution does not occur.

Risks related to the Unified Communications Industry

We could face exposure to substantial liabilities if our unified group communications solutions did not work properly due to negligence or malfeasance.

We cannot assure you that we will not be subject to liability arising from the use of our unified group communications solutions by airports or other emergency responders.  For example, if due to networking or system error which was directly attributed to our negligence or malfeasance and the crash phone system did not work as expected, we could be exposed to significant liability.  We are not certain that any product liability coverage we may obtain will be adequate to protect against claims which may be asserted against us by our customers or others.  We do not now have any product liability insurance and there can be no assurance that even if such insurance becomes available to us at reasonable rates, we will have the financial resources to purchase the insurance.

If we are unable to compete successfully, we could lose or fail to gain market share and revenue.

The unified group communications industry is extremely competitive.  Over the past year, the number of companies entering our industry have increased dramatically.  Competitive pricing pressures can negatively impact profit margins, if any.  Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and Mutual-link, Inc. as well as Twisted Pair Solutions, Inc. and its other resellers and licensees.  These and other potential competitors are generally large and well capitalized and have substantially more experience than we do in our industry.

We may also face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.  We expect to face competition from cable companies which have added or are planning to add unified group communications or voice over internet protocol (“VoIP”) services to their existing product lines.  Our competitors’ financial resources may allow them to offer services at prices below cost or without charge in order to maintain and gain market share or otherwise improve their competitive positions.  Our competitors also could use their greater financial resources to offer more attractive service packages that include on-site installation and more robust customer service.  Any of the competitive factors could make it more difficult or impossible for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.  There can be no assurance that we will be able to increase our revenues or achieve profitability.

Because the market for unified group communication services is likely to be characterized by rapid technological change, if we do not respond rapidly to technological changes or to changes in industry standards, our services could become obsolete.

We may be unable to respond quickly or effectively to new developments because of our limited capital or otherwise.  We may experience difficulties with the development of software to be utilized as part of our business, hardware procurement or marketing strategies that could delay or prevent our development, introduction or marketing of new services and enhancements.  The introduction of new services by our competitors, the market acceptance of services based on new or alternative technologies or the emergence of new industry standards could render our existing or future services obsolete.  If the standards adopted are different from those that we have chosen to support, market acceptance of our services, if any, may be significantly reduced or delayed.  If our services or software become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, our products and services could become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements.  Third-party licenses may not be available or continue to be available to us on commercially reasonable terms.  The inability to maintain or re-license any third-party licenses or to obtain any new third-party licenses to develop new products, services and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from offering these products, services or enhancements, any of which could seriously harm the competitiveness of our services.

Decreasing unified group communication services prices may cause us to lower our prices to remain competitive, which could, among other things, postpone or prevent our future profitability.

Users who select our service offerings may switch to other service providers who may provide the same or similar services at lower prices, and we may be unable to use our price as a distinguishing feature to attract new customers in the future.  Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue and a loss of customers and may postpone or prevent our future profitability, if any.

We may not be able to maintain adequate customer care which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

Good customer care is important to acquiring and retaining customers.  We may not be able to maintain or expand our customer care operations quickly enough to meet the needs of our customer base, in which case the quality of our customer care will suffer.  If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may fail to retain existing customers, experience slower or no growth and increased costs, any of which would cause us to be negatively impacted.

If we experience growth, there will be substantial demands on our management and operations.

If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, we may have to make significant additional expenditures and further draw management attention away from running our business to address these issues.  The quality of our services could suffer, which could negatively affect our operating results and financial position.

Because much of our potential success and potential value may lie in our use of our Command Phone, if we fail to protect it, our business could be materially adversely effected.  We anticipate that our ability to compete effectively will be dependent, in substantial part, upon the maintenance and protection of our Command Phone.

We have no patents.  We intend to rely on trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to the technology.  We intend, in the future, to enter into confidentiality and/or license agreements in an effort to control access to and distribution of our proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the technology without authorization.  Policing unauthorized use of the technology is difficult.  The steps we take may not prevent misappropriation of the technology upon which we rely.  In addition, effective protection may be unavailable or limited in many jurisdictions outside the United States.  Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others.  Even if we were to acquire the financial resources to pursue litigation, it could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

We may be subject to damaging and disruptive intellectual property litigation.

Intellectual property litigation could be time-consuming and expensive, divert attention and resources away from our daily business, impede or prevent delivery of our products and services; and may require us to pay significant royalties, licensing fees and damages.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages.  In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all.  The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

The use of our service will require our customers to have an operative broadband connection, and if the adoption of broadband service does not progress as we expect or if it increases in price, the market for our services may not grow and we may not be able to grow our business and increase our revenue.

If the adoption of broadband service does not continue to grow, the market for our services may not grow.  As a result, we may not be able to increase our revenue and become profitable.

Future disruptive new technologies could have a negative effect on our businesses.

VoIP technology, which our business is based upon, did not exist and was not commercially viable until relatively recently.  VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies.  We also are subject to the risk of future disruptive technologies.  If new technologies develop that are able to better deliver competing voice or data services or to deliver them at lower prices or more conveniently, it would have a material adverse effect on us.

Risks related to our Business

We are dependent on a small number of individuals, and if we lose the services of any person upon whom we are dependent, we will be adversely affected.

Our future success depends to a considerable degree on the vision, skills, experience and effort of our management and certain of our consultants.  We do not have an employment agreement with any of our employees, including our management, nor do we have long-term agreements with any of our consultants.  If we lose the services of any of them, or if members of our management do not work well together, it would have an adverse effect on our business.

The unpredictability of our quarterly results may adversely affect the market price, if any, of our common stock.

We expect that our revenues, if any, and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control.  The primary factors that may affect our revenues and operating results include the following:

• fluctuation in demand for our products and services;

• the length and variability of the sales cycle for our services;

• new product introductions and service enhancements by our competitors;

• the timing of revenue recognition and amount of deferred revenues;

• changes in our pricing policies, the pricing policies of our competitors and the prices of the vendors we buy services from;

• costs related to acquisitions of complementary services, technologies or businesses; and general economic and political conditions, as well as those specific to the telecommunications, networking and related industries.

Because of the amount of our common stock owned by Larry Reid, our CEO, it is unlikely that any other holder of common stock will be able to affect our management or direction.

 Following the Distribution, Larry Reid, our Chief Executive Officer and director (“Mr. Reid”), will hold a total of 540,320 shares, or approximately 2.94%, of the common stock outstanding as of the date of this Prospectus. Accordingly, if these shareholders act together as a group, they would likely be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of significant corporate transactions.  The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control.  Furthermore, the interests of our controlling shareholders could conflict with those of our other shareholders.

Because our common stock is considered to be a “penny stock,” our shareholders’ ability to sell their shares in a public market may be significantly impaired by the Securities and Exchange Commission’s penny stock rules.

The penny stock rules require a market-maker, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The market-maker also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is or becomes subject to the penny stock rules.  In addition the burdens imposed upon market-makers by the penny stock rules may discourage market-makers from effecting transactions in our common stock, which could severely limit its liquidity.

If we are unable to retain the services of Mr. Reid, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Reid.  Loss of the services of Mr. Reid could have a material adverse effect on our growth, revenues, and prospective business.  In order to successfully implement and manage our business plan, we will be dependent upon (among other things) successfully recruiting qualified managerial and sales personnel having experience in business.  Competition for qualified individuals is intense.  There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our current management resources may not be sufficient for the future, and we have no assurance that we can attract additional qualified personnel.

There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform.  Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits.  There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.

We may experience rapid growth, and in such case, we will need to manage this growth effectively.

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly.  If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources.  To manage any significant growth of our operations, we will be required to undertake the following successfully: (i) manage relationships with various strategic partners and other third parties; (ii) hire and retain skilled personnel necessary to support our business; (iii) train and manage a growing employee base; and (iv) continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.  Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

We are an “emerging growth company,” and it is possible that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “emerging growth company,” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to our Common Stock

There is no existing market for our common stock, and a trading market that will provide you with adequate liquidity may not develop for our common stock.  In addition, once our common stock begins trading, the market price of our shares may fluctuate widely.

There is currently no public market for our common stock.  We intend to apply to list our common stock on the OTC Pink Sheets under a ticker symbol to be determined.  However, an active trading market for our common stock may not develop as a result of the Spin-Off or may not be sustained in the future.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock.  We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.  Our board of directors retains discretion to change this policy.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from an unaffiliated party at a monthly rental of approximately $3,630.  The lease expires on November 30, 2021.

Item 3. Legal Proceedings.

VoiceInterop is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with our customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity

There is currently no trading market for our common stock.  We intend to apply to qualify our common stock for quotation on the OTC Markets Pink or other secondary market for which it qualifies under a symbol yet to be determined. We cannot, however, ensure that we will be successful in either case or that an active trading market will exist thereafter.

Shares of our common stock distributed to holders in connection with the Spin-Off will, as of the Distribution Date, be transferable pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”) except for shares received by persons who may be deemed to be our affiliates. Our affiliates after the Spin-Off generally will include individuals or entities that control, are controlled by, or are under common control with us, which may include our executive officers, directors, or principal shareholders. Securities held by our affiliates will be subject to resale restrictions under the Securities Act.

We expect to have our common stock either quoted on the OTC Markets Pink or other secondary markets, but there can be assurances that such application will be accepted, or that if accepted, any market for our shares will ever develop.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VoiceInterop,” all refer to VoiceInterop, Inc. as of the date of this report.

Results of Operations

Year Ended September 30, 2019, Compared to Year Ended September 30, 2018.

Revenues.  Revenues decreased 54% to $87,254 in 2019, from $191,635 during 2018.  This decrease of approximately $104,381 was primarily due to lack of sales of command phone systems in 2019.

Cost of Revenues.  Cost of revenues decreased from $80,604 in 2018, to $38,910 in 2019.  This decrease was due to the decrease in revenue.

Operating Expenses.  Operating expenses decreased approximately 17% in 2019, to $155,770 compared to $188,317 during 2018.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization expense.

Selling Expenses.  Selling expenses decreased approximately 40% from $28,300 in 2018, to $17,032 in 2019, primarily due to less commissions paid due to lack of sales revenue.

Administrative Expenses.  Administrative expenses increased approximately 12% from $64,200 in 2018, to $71,770 in 2019, primarily due to expenses associated with spin-off from parent company.

Other Income and Other Expense.   Interest and other expense increased from $0 in 2018 to $20,479 in 2019. The increase was primarily due to interest expense associated with an installment loan agreement entered into in December 2018.  Other income of approximately $23,358 was attributable to rental income, interest income from note receivable and credit card processing fees from a third party.

Net Loss.  Net losses were $104,547 and $73,844 for 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3,851 during the fiscal year ended September 30, 2019, to $4,136.  Net cash used in  operating activities for the fiscal year ended September 30, 2019, was $ 20,423 as compared to  $66,604 for the fiscal year ended September 30, 2018. The decrease was primarily due to a larger net loss offset by an increase in accounts payable and accrued expenses and amortization of debt discount.

At September 30, 2019, our total liabilities were $195,226, which included $77,584 in accounts payable and accrued expenses, $68,000 due to unrelated parties, and $33,479 in deferred revenue.

Our current operating expenses are approximately $20,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $50,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $20,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $240,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

We believe that it is in the best interest of our shareholders to seek acquisitions in new industries. It is impossible to calculate the capital needs in order to acquire these new businesses without identifying the. In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We also intend to continue to seek private financing from certain of our existing stockholders and others.

Going Concern

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for VoiceInterop to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Our financial statements have been prepared on the basis that we will continue as a going concern. The accompanying financial statements do not include any adjustments  that may result from the outcome of this uncertainty.

Investing Activities

Net cash used in investing activities was $0 for fiscal year ended September 30, 2019, and $0 in 2018.

Financing Activities

Net cash provied by  financing activities was $24,274 during fiscal 2019 compared to $48,455 in fiscal 2018. For fiscal 2019 cash provided included $44,260 from an installment loan less repayment of installment loan of $39,964, and a contribution from Cleartronic, Inc. of $19,978. For fiscal 2018, cash provided included $68,000 from stock sales to unrelated parties, net of contribution to Cleartronic, Inc. of $19,545.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

Revenue Recognition and Deferred Revenues. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's statements of operations during the year ended September 30, 2019.

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

1. Identification of Contact with a customer;

2. Identify the performance obligation of the contract

3. Determine transaction price;

4. Allocation of the transaction price to the performance obligations; and

5. Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.

In transactions in which hardware is sold to the customer, the Company recognizes revenue over the related software license period as the hardware cannot be used without a license and has no other alternative use.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of system licenses is recognized once installation is complete.

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The adoption of this standard did not have a material impact on the Company's  statements of operations during the year ended September 30, 2019.

Inventory

  The Company maintains no inventory, all equipment is acquired from suppliers on an as needed basis.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of ASU 2016-02 will have a material impact on its balance sheet as the Company will record material assets and obligations primarily related to its office space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $79,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company also expects to record the right of use assets of approximately $75,000 based upon the operations lease liability adjusted deferred rent. The amount will be included in assets and liabilities from discontinued operations.  The Company does not expect to have a material impact on its statement of income or statement of cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's  statements of operations during the year ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer  concluded that, as of  September 30, 2019, our disclosure controls and procedures were  effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our  Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the year ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning individuals who will serve as our executive officers, directors and key personnel after the Spin-Off (ages as of October 1, 2019):

Name	Age	Position
Larry Reid	74	Chief Executive Officer, Chief Financial Officer, Secretary and Director
James Concannon	66	Director of Sales and Marketing
John Boteler	58	Software Support and Engineering Director
Ronald George	65	Director
Brian Neil	63	Director

Larry Reid has served as the President of VoiceInterop since its formation in November 2007.  He has served as the CEO and President of Cleartronic from 1999 to 2017 and as a director since 1999.  Mr. Reid is also a co-founder of VoiceInterop.  With over thirty years of executive management experience including sales and marketing, operations management, and financial management, from 2001 to 2005 Mr. Reid served as CFO and director of Connectivity, Inc., a manufacturer and distributor of emergency call boxes.  He was instrumental in Connectivity’s acquisition by CNE Group, Inc., and (an American Stock Exchange listed company) and served as Executive Vice President and Director of CNE Group from 2003 to 2005.  Mr. Reid has broad experience in venture start-ups, raising capital, building organizational synergies, creating and developing joint ventures and strategic partnerships, opening new markets, and driving key business initiatives.  Early in his professional career in corporate financial management, Mr. Reid was responsible for raising more than $5 million in start-up capital for Ocurest Laboratories, Inc., a company he co-founded to package and distribute over-the-counter eye drops in a new (-patented) eye drop dispenser.  He forged Ocurest’s successful IPO in 1996 and helped lead the company’s achieving an estimated 80% market penetration of optical supply retail outlets in the United States.

James Concannon has served as the Director of Sales and Marketing at VoiceInterop since November 2007. He has led the company’s sales initiatives from 2007 to the present with successful five and six figure deployments at major international airports, colleges, and fortune 500 companies in North America. The projects featured the VoiceInterop flagship patented AudioMate360 IP Radio-over-IP (RoIP) gateways and IP base communication software. Mr. Concannon’s involvement in these projects included sales consulting, project management, billing and post project customer relations. He developed a niche market within the airport industry that became the major source of company revenue with recurring engineering support contracts.

John Boteler has served as the Chief Technical Officer at VoiceInterop since November 2007.  Mr. Boteler has extensive experience in configuring and installing 2-way land-mobile radio systems in conjunction with RoIP (Radio-over-IP) systems, including radio systems from Motorola, Kenwood, Yaesu/Vertex, and Icom. He has been factory-trained by Twisted Pair Systems on the installation and configuration of WAVE. RoIP software. Responsible for major VoiceInterop WAVE installations at Dulles and Reagan Washington National Airports, Nova Southeastern University and others. Broad knowledge of land-mobile radio systems, telecommunications, CTI (computer-telephony integration), computer networking, serving as systems designer, systems integrator, systems administrator, and technical writer.

Ronald M. George has served as a Director for VoiceInterop, Inc. since April 1, 2019.  From 2003 to present Mr. George has served as an advisor to Highstreet Financial Group a diversified financial services company in Tampa, Florida. In addition, Mr. George served as a director of Khrysos Global from 2015 to 2018 and as President and CEO of BioProcessing Corp., a company which he formed in early 2018.  Prior thereto, Mr.  George was a professional derivatives trader for numerous hedge funds with his trading models earning “Top-5” status in Barclays Diversified Traders Index for three consecutive years (2006-2009).  Additionally, during his thirty-five-year career in the financial industry, George founded, owned and operated several different securities broker dealer firms, commodity trading advisory firms and futures introducing brokers.

Brian R. Neill has served as a director of the VoiceInterop since April 1, 2019.   Since 2017, Mr. Neill has served as the Director of Accounting at REMAX Gold, a real estate firm from April 2016 through the present date.  Prior thereto, he served as the Chief Financial Officer of Medical Connections Holdings, Inc., a medical staffing company from April 2008 through December 2012 and as a management consultant at ACM Capital Partners from February 2013 through September 2014.

Director Independence

It is anticipated that a majority of the members of our Board will meet the criteria for independence as defined by the listing standards of the NASDAQ.  The independent directors are Ronald M. George and Brian R. Neill.

Board Composition

Our business and affairs are managed under the direction of our Board.  The Board consists of three members:  Larry Reid, Ronald George and Brian Neill.

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee and a nominating and governance committee, each of which the composition and responsibilities described below.  Our board may also establish from time to time any other committees that it deems appropriate or desirable.  The composition of each committee will comply with Effective upon the completion of the Spin-Off, the Board will have the following committees, consisting of the Audit Committee, the Compensation Committee and the Nominating Committee, each of which will operate under a written charter.

Audit Committee

Our Audit Committee consists of Mr. Neill, who serves as our Chairman and Mr. George.  Both Mr. Neill and Mr. George are independent within the meaning of the applicable SEC rules and NASDAQ listing standards.  Mr. Neill is also an “audit committee financial expert” as defined in the rules and regulations of the SEC.  The audit committee has oversight responsibilities regarding matter including:

• the integrity of our financial statements and our financial reporting and disclosure practices;

• the soundness of our system of internal controls regarding finance and accounting compliance

• the independent registered public accounting firm’s qualifications and independence;

• the engagement of the independent registered public accounting firm;

• the performance of our internal audit function and independent registered public accounting firm;

• our compliance with legal and regulatory requirements in connection with the foregoing;

• review of related-party transactions in accordance with our written policy as to such transactions (see “Certain Relationships and Related Party Transactions” on page 36); and

• compliance with our Code of Conduct and Ethics.

We will rely on the phase-in-rules of the SEC and NASDAQ with respect to the independence of our audit committee.  These rules permit us to have an audit committee that has at least one member who is independent by the NASDAQ listing date, at least two members (a majority of whom are independent) within 90 days of the effectiveness of the registration statement of which this Prospectus forms a part, at least three members (all of whom are independent) within one year thereafter.

Our board has adopted a written chart for our audit committee, which will be available upon completion of this offering on our website.  This information on our website is not and will not be deemed a part of this Prospectus.

Compensation Committee

Our compensation committee consists of Mr. George, who serves as the Chairman, and Mr. Neill.  We have determined that both Mr. George and Mr. Neill are independent within the meaning of the listing standards of NASDAQ. The compensation committee is authorized to assist the board in discharging the board’s responsibilities relating to matters including:

• review and administration of compensation and benefit policies and programs designed to attract, motivate and retain personnel with the requisite skills and abilities to us to achieve superior operating results;

• review and approval annually of goals and objectives relevant to compensation of our chief executive officer, including evaluating the performance of the chief executive officer in light of those goals and objectives and setting of our chief executive officer’s compensation based on such evaluation. Our compensation committee will have sole authority to determine such compensation;

• establishment of the compensation of our other executives and the chairman of our board, and recommendation of the compensation of our non-employee directors for approval by majority vote of independent directors, and

• issuance of an annual report on executive compensation for inclusion in our annual proxy statement, when required.

We will rely on the phase-in rules of the SEC and NASDAQ with respect to the independence of our compensation committee.  These rules permit us to have a compensation committee that has at least one member who is independent by the later of the date this offering closes or five business days from the NASDAQ listing date, at least a majority of members who are independent within 90 days of the NASDAQ listing date and all independent members within one year of the NYSE listing date.

Our board has adopted a written charter for our compensation committee, which will be available upon completion of this offering on our website. The information on our website is not, and will not be deemed to be part of this Prospectus. To assist the compensation committee in discharging its responsibilities, the compensation committee may engage a compensation consulting firm or other advisors.

Nominating and governance committee

Our nominating and governance committee consists of: Mr.  Reid, who serves as Chairman, Mr. Neill and Mr. George.  We have determined that Mr. Neill and Mr. George are independent within the meaning of the listing standards of NYSE. The nominating and governance committee is authorized to:

• recommend to the board nominees for election as directors and committee members;

• develop and recommend to the board a set of corporate governance guidelines;

• review candidates for nomination for election as directors submitted by directors, officers, employees and shareholders and establish procedures to be followed by shareholders in submitting nominees;

• recommend to the board non-nomination or removal from the board or a board committee as appropriate;

• review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition; and

• select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors. Our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms.

We will rely on the phase-in rules of the SEC and NASDAQ with respect to the independence of our nominating and governance committee. These rules permit us to have a nominating and governance committee that has at least one member who is independent by the later of the date this offering closes or five business days from the NASDAQ listing date, at least a majority of members who are independent within 90 days of the NASDAQ listing date and all independent members within one year of the NASDAQ listing date.

The committee will assist the board in the selection of nominees for election as directors at each annual meeting of our shareholders and will establish policies and procedures regarding the consideration of director nominations from shareholders. Our board has adopted a written charter for our nominating and governance committee, which will be available upon completion of this offering on our website. The information on our website is not and will not be deemed to be part of this Prospectus.

Corporate Governance

We have also adopted a Code of Conduct and Ethics and we intend to adopt other standard policies and procedures relating to matters such as corporate communications.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at VoiceInterop, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have not adopted any written policies and procedures.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have not adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers.

Item 11. Executive Compensation.

We currently operate as a subsidiary of Cleartronic, Inc.,  Larry Reid serves as the CEO of VoiceInterop and also serves as the CFO of Cleartronic and the following compensation table sets forth information concerning compensation for services rendered by Mr. Reid to Cleartronic during the years ended September 30, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Larry Reid, CEO	2019	96,000	-	-	-	96,000
	2018	96,000	-	-	-	96.000

(1) Mr. Reid has an employment agreement dated April 13, 2015, with Cleartronic, which provides for an annual salary of $96,000 per year.

During fiscal 2018 and 2019, we have determined that approximately 50% of Mr. Reid’s time was spent working on matters for VoiceInterop.  After the Spin-Off is completed, Mr. Reid will enter into a new employment agreement with VoiceInterop and his employment agreement with Cleartronic will be terminated. As of the date of this report, the new employment agreement with Mr. Reid has not been executed.

Employment Agreements

See “Summary Compensation Table,” above.

Director Compensation

We intend on formalizing a policy on compensation for our non-employee directors.  We will not pay separate compensation for Board services to directors who are also employees of VoiceInterop.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Before the Spin-Off, Cleartronic owned 100% of our issued and outstanding common stock.  After the Spin-Off, Cleartronic will not own any of our common stock. The following table provides information with respect to the expected beneficial ownership of our common stock after giving effect to the Spin-Off by (i) each person or entity that we believe, based on the assumptions described below, will be a beneficial owner of more than 5% of our outstanding common stock following the Spin-Off, (ii) each person who will serve as a director following the Spin-Off and each named executive officer and (iii) all our  directors and executive officers following the Spin-Off as a group. Except as otherwise noted in the footnotes below, we based the share amounts on each person or entity’s beneficial ownership of Cleartronic common stock as of February 1, 2020, adjusted for the Spin-Off Ratio of 0.075 shares of our common stock for each share of Cleartronic common stock.

	POST SPIN-OFF:
	No. of Shares Post Spin-Off	Percent of Class
Directors of VoiceInterop
Larry Reid (1)	540,320	2.94%
Ronald George	-	-
Brian Neill	-	-
Directors and executive officers as a group (3 persons)	540,320	2.94%
5% Shareholders
Michael Moore (2)	2,302,275	12.4%

* Represents less than 1%.

(1) Includes 164,095 shares resulting from the distribution 437,586 shares of Convertible Preferred stock at a Spin-Off Ratio of 0.375.

(2) Includes 1,875,000 shares which are held by Collabria, LLC, an entity controlled by Mr. Moore

Item 13. Certain Relationships and Related Transactions and Director Independence.

See “Summary Compensation Table,” above.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb P A for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2019 and 2018 were $12,500 and $28,890 respectfully.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb PA  for  professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2019 and 2018 was $ 0 and $ 0 , respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb PA professional services rendered for tax services for the fiscal years ended September 30, 2019 and 2018 was, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb PA for professional services rendered during the fiscal years ended September 30, 2019 and 2018, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

Item 15.  Exhbits and Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed with this registration statement:

Exhibit No.	Description
2.1	Form of Separation Agreement between VoiceInterop, Inc. and Cleartronic(1)
3.1	Amended and Restated Articles of Incorporation of VoiceInterop, Inc.(1)
3.2	Amended and Restated Bylaws(1)
10.1	Employment Agreement between Cleartronic, Inc. and Larry Reid (1)
10.2	Waiver Agreement dated September 18, 2018 between the Company and Richard Martin(1)
10.3	Waiver Agreement dated September 18, 2018 between the Company and Mark Moore(1)
10.4	Waiver Agreement dated September 18, 2018 between the Company and Larry Reid(1)
10.5	Investor Relations Agreement dated May 30, 2019 between the Company and Thomas Mahoney(2)
10.6	Subscription Agreement dated March 7, 2018 between the Company and Carl Feuerstein (3)
10.7	Subscription Agreement dated March 7, 2018 between the Company and Janet Mortensen (3)
10.8	Subscription Agreement dated March 7, 2018 between the Company and Harry Schloss(3)
10.9	Subscription Agreement dated April 24, 2018 between the Company and Frank Vicino, Jr.(3)
10.10	Subscription Agreement dated April 24, 2018 between the Company and Frank Vicino, Sr.(3)
10.11	Notice of Conversion dated September 20, 2018- Richard J. Martin(4)
10.12	Asset Purchase Agreement dated October 22, 2019 between Cleartronic, Inc and Collabri, LLC. (4)
14.1	Code of Ethics(1)
31.1	Certification of Larry M. Reid, Chief Executive Officer , pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Larry M. Reid, Chief Executive Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	XBRL Interactive Data Tables+

(1) Previously Filed on FORM S-1 on May 13, 2019

(2) Previously Filed on FORM S-1/A (Amendment No.1) on July 15, 2019

(3) Previously Filed on FORM S-1/A (Amendment No.2) on August 08, 2019

(4) Previously Filed on FORM S-1/A (Amendment No.3) on November 08, 2019

+ Filed herewith

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICEINTEROP, INC.

Date: March 17, 2020

By:/s/ Larry Reid

Larry M. Reid, President, Chief Executive Officer, Chief Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.February 18, 2020

By:/s/ Larry Reid

Larry M. Reid, President, Chief Executive Officer, Chief Financial and Chief Accounting Officer

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Voiceinterop, Inc.

Opinion on the Financial Statements

We have audited the accompanying  balance sheets of Voiceinterop, Inc. (the “Company”) as of September 30, 2019 and 2018, the related  statements of operations, changes in stockholders’ deficit  and cash flows for each of the two years in the period ended September 30, 2019 and the related notes (collectively referred to as the “ financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has recurring losses, a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2016

Boynton Beach, Florida

March 17, 2020

VOICEINTEROP, INC.
BALANCE SHEETS
SEPTEMBER 30, 2019 AND 2018

ASSETS
	2019	2018
Current assets:
Cash	$ 4,136	$ 285
Total assets	$ 4,136	$ 285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 77,584	$ 10,086
Deferred revenue, current portion	23,492	28,720
Deferred rent, current portion	896	-
Installment loan, net, current portion	14,587	-
Due to unrelated parties	68,000	68,000
Total current liabilities	184,559	106,806

Long Term Liabilities
Deferred revenue, net of current	9,987	-
Deferred rent, long term portion	680	-
Total long term liabilities	10,667	-

Total liabilities	195,226	106,806

Stockholders' deficit:
Preferred stock - $.001 par value; 20,000,000 shares authorized,
none issued and outstanding, respectively.	-	-
Common stock - $.001 par value; 100,000,000 shares authorized,
17,819,642 and 17,819,642 shares issued and outstanding, respectively.	17,820	17,820
Additional paid in capital	27,155	7,177
Accumulated deficit	(236,065)	(131,518)
Total stockholders' deficit	(191,090)	(106,521)

Total liabilities and stockholders' deficit	$ 4,136	$ 285

The accompanying notes are an integral part of these financial statements

VOICEINTEROP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Revenue	$ 87,254	$ 191,635
Cost of Revenue	38,910	80,604
Gross Profit	48,344	111,031

Operating Expenses:
Selling expenses	17,032	28,300
Administrative expenses	71,770	64,200
Professional Fees	66,968	60,817
Acquisition Costs	-	35,000
Total Operating Expenses	155,770	188,317

Loss from operations	(107,426)	(77,286)

Other Income (Expense)
Other Income	23,358	3,442
Interest and other expense	(20,479)	-
Total Other Income	2,879	3,442

Loss Before Income Taxes	(104,547)	(73,844)
Provision for Income Taxes	-	-

Net Loss	$ (104,547)	$ (73,844)

Net Loss per Common Share -
basic and diluted	$ (0.01)	$ (0.00)

Weighted Average of Shares Outstanding -
basic and diluted	17,819,642	17,819,642

The accompanying notes are an integral part of these financial statements

VOICEINTEROP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018

Net Loss	$ (104,547)	$ (73,844)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt issuance cost	10,291	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	67,498	8,012
Deferred rent	1,576	-
Deferred revenue	4,759	(772)
Net cash used in operating activities	(20,423)	(66,604)

Cash Flows from Investing Activities
Issuance of note receivable	(25,000)	-
Repayment of note receivable	25,000	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of installment loan	44,260	-
Repayment of installment loan	(39,964)	-
Due to unrelated party	-	68,000
Contributions (to) from Cleartronic	19,978	(19,545)
Net cash provided by financing activities	24,274	48,455

Net increase (decrease) in cash	3,851	(18,149)

Cash at beginning of year	285	18,434

Cash at end of year	$ 4,136	$ 285

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

VOICEINTEROP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit

BALANCE AT SEPTEMBER 30, 2017	17,819,642	$ 17,820	$ 26,722	$ (57,674)	$ (13,132)
Contributions to Cleartronic, Inc.	-	-	(19,545)	-	(19,545)
Net loss for the year ended September 30, 2018	-	-	-	(73,844)	(73,844)
BALANCE ATSEPTEMBER 30, 2018	17,819,642	17,820	7,177	(131,518)	(106,521)
Contributions from Cleartronic, Inc.	-	-	19,978	-	19,978
Net loss for the year ended September 30, 2019	-	-	-	(104,547)	(104,547)
BALANCE AT SEPTEMBER 30, 2019	17,819,642	$ 17,820	$ 27,155	$ (236,065)	$ (191,090)

The accompanying notes are an integral part of these financial statements

VOICEINTEROP, INC.

Notes to Financial Statements

September 30, 2019 and 2018

NOTE 1 - ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements include the historical accounts of VoiceInterop, Inc. (“VoiceInterop”), a wholly-owned subsidiary of Cleartronic, Inc. (“Cleartronic” or “Parent”). VoiceInterop, Inc. (the “Company”) was incorporated in the state of Florida on November 15, 2007.

On March 21, 2018, the Board of Directors approved plans for the complete legal and structural separation of VoiceInterop from Cleartronic (the “Spin-Off”). The Spin-Off is expected to be executed by a special dividend distribution to holders of Cleartronic’s common stock and holders of Cleartronic’s Series C and D Convertible Preferred stock. Cleartronic common stock shareholders will receive .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic common stock held. Cleartronic Series C and D Preferred shareholders will receive .375 shares of VoiceInterop common stock for each one (1) share of Series C or D Preferred share held. Any fractional shares will be rounded up. Following the Spin-Off, Cleartronic will not own any equity interest in us, and we will operate independently from Cleartronic.

In connection with the Spin-off, effective as of November 7, 2019, the Company declared a 1,000 for 17,819,642 forward stock split. As of November 7, 2019, Cleartronic owns 17,819,642 shares of our common stock, which it will distribute to its shareholders in the Spin-Off Transaction. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

On November 14, 2019, the S-1 registration statement for  Voice interop, Inc. was declared effective by the United States  Securities and  Exchange Commission.

Cleartronic's history was reviewed by the Financial Industry Regulatory Authority ("FINRA") and the dividend was approved to be distributed on February 14, 2020.

The Company, designs, builds and installs unified group communication solutions, including unique hardware and customized software under the tradename “CommandPhone”, for public and private enterprises and markets those services and products under the VoiceInterop brand name. The Company also provides support for these communication installations under a Support Agreement with the customer. These agreements range from one to five years. The Company also sells IP Gateways for Land Mobile Radio installations under the tradename VoiceInterop. The gateway is manufactured by Cleartronic, Inc.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cleartronic, Inc. Our financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (U.S. GAAP).

VoiceInterop has historically operated as a part of Cleartronic and not as a stand-alone company.  The financial statements have been derived from Cleartronic’s historical accounting records and are presented on a stand-alone basis.  The accompanying financial statements include the assets, liabilities, revenue, and expenses that are directly attributable to VoiceInterop.  In addition, certain costs related to VoiceInterop as well as allocations deemed reasonable by management have been included to present the financial position, results of operations, changes in equity and cash flows of VoiceInterop on a stand-alone basis.  The allocation methodologies have been described within the notes to the financial statements where appropriate. These allocated costs are primarily related to corporate administrative expenses, including administrative and technical employee related costs including benefits for corporate and shared employees, and fees for other corporate and support services.  Income taxes have been accounted for in these financial statements as described in “Income Taxes” section.

The financial statements included herein may not necessarily reflect the financial position, results of operations, changes in equity and cash flows of VoiceInterop in the future or what they have been had VoiceInterop been a separate, stand-alone entity during the periods presented.

USE OF ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant estimates include the assumption used in valuation of allowance for doubtful accounts and deferred tax assets.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2019 and September 30, 2018.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At September 30, 2019 and September 30, 2018, the Company had no cash balances above the FDIC-insured limit, respectively.

REVENUE RECOGNITION AND DEFERRED REVENUES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's statements of operations during the year ended September 30, 2019.

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i) Identification of Contact with a customer;

(ii) Identify the performant obligation of the contract

(iii)Determine transaction price;

(iv)Allocation of the transaction price to the performance obligations; and

(v)Recognition of revenue when (or as) the Company satisfies each performance obligation.

Unified group communication solutions consist of three elements to be provided to customers: software licenses developed by the Company, equipment purchased from third-party vendors, and proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in accordance with Accounting Standards Codification 605-10 “Revenue Recognition” (ASC 605-10). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

The Company also provides support to customers under separate contracts varying from one to five years. The Company’s obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract, it is classified as a current liability; if longer, it is classified as a non-current liability.

Installation and integration services are recognized upon completion.

EARNINGS (LOSS) PER SHARE

In accordance with accounting guidance now codified as FASB ASC 260 “Earning per Share”, basic (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

• Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

• Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Financial instruments consist principally of cash, accounts payable, accrued expenses and deferred revenue. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

INVENTORY

The Company maintains no inventory. All hardware items are purchased on an as needed basis from third party vendors.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. For financial statement purposes depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the asset.

Expenditures for replacements, maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are recognized.

As of September 30, 2019, and September 30, 2018, all property and equipment had been fully depreciated.

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records valuation allowance to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest because of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2018, 2017 and 2016 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process. The Company’s tax returns were filed as consolidated returns were filed as consolidated returns with Cleartronic for the years ended September 30, 2018, 2017 and 2016.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,118 and $900 for the years ended September 30, 2019 and 2018, respectively.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of ASU 2016-02 will have a material impact on its balance sheet as the Company will record material assets and obligations primarily related to its office space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $79,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company also expects to record the right of use assets of approximately $75,000 based upon the operating lease liability adjusted for deferred rent. The Company does not expect to have a material impact on its statement of income or statement of cash flows.

NOTE 3 - GOING CONCERN

During the years ended September 30, 2019 and 2018, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. The Company believes that as a stand-alone entity with a new capital structure it will be able to raise debt and equity capital and acquire other companies. As reflected in the accompanying financial statements, the Company has an accumulated deficit as of September 30, 2019 and September 30, 2018.

The Company believes that becoming a separate corporate entity with a simple capital structure it will be able to raise additional capital and complete strategic acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There is substantial doubt about the Company’s ability to continue as a going concern without raising additional debt or equity capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

VoiceInterop has been allocated expenses from Cleartronic for the years ended September 30, 2019 and 2018, respectively. These allocated costs, which are included in selling and administrative expenses and are primarily related to corporate administrative expenses, including administrative and technical employee related costs including benefits for corporate and shared employees, and fees for other corporate and support services.  The costs for these services and support functions have been allocated to VoiceInterop using the most meaningful allocation methodology which was based on proportionate direct costs.

All of VoiceInterop’s transactions with Cleartronic are considered to be financing transactions, which are presented as net contributions from Parent in the accompanying statements of cash flows.

On December 17, 2018, VoiceInterop entered into an unsecured note receivable with a shareholder which bears interest at 35% and matures on February 10, 2019. As of December 31, 2018, the note and interest receivable balance were $25,000 and $336, respectively. These amounts are included in assets from discontinued operations. On February 14, 2019 the Company granted a 30 day extension to the shareholder. On March 6, 2019 the shareholder repaid the full principal amount along with $1,770 in interest.

NOTE 5 – INSTALLMENT LOAN PAYABLE

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $194 paid over 432 days. As of September 30, 2019, the loan balance is $14,587, net of debt issuance cost of $5,200.  The loan balance was repaid on October 8, 2019 (See Note 7).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER SUB-LEASE AGREEMENT

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 with annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021. VoiceInterop sub-leases approximately 900 square feet to three separate entities bringing its net rent expense to $1,400 per month.

Future lease commitments are as follows for the years ended September 30:

2020	45,157
2021	46,812
2022	7,852
$99,821

The Company sub-leases approximately 1,000 square feet from its parent company for its principal offices in Boca Raton, Florida at a monthly rental of approximately $1,500. The sub-lease expires on November 30, 2018.

Rent expense incurred during the years ended September 30, 2019 and 2018 was $16,800 and $18,000 in each respective years.  Sublease rental income during the years ended September 30, 2019 and 2018 was $11,488 and $0, respectively.

MAJOR CUSTOMERS

For the year ended September 30, 2019, two customers accounted for approximately 22% and 11% of the Company’s total revenue, respectively.  For the year ended September 30, 2018, two customers accounted for approximately 45% and 14% of the Company’s total revenue, respectively.

As of September 30, 2019 and 2018, the Company had no accounts receivable, respectively.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2014, the Company developed a proprietary interoperable communications software solution for its Command-Phone installations. The Company relies on no one major supplier for its third-party hardware needs. The Company obtains the AudioMate IP gateway from one supplier.

COMMITMENT TO SELL SHARES OF COMMON STOCK AND ISSUE COMMN STOCK FOR SERVICES

In 2018, the Company committed to sell 600,000 shares of common stock to five unrelated parties for $68,000 to provide working capital to the Company. As of September 30, 2019, $68,000 is recorded as due to unrelated parties.On February 14, 2020 the shares were issued to the unrelated parties.

In May 2019, the Company agreed to issue an aggregate of 50,000 shares of our common stock to Thomas Mahoney for service rendered to the Company, subject to the effectiveness of the registration statement. As of September 30, 2019, the shares have not been issued. On February 14, 2020, the shares were issued.

NOTE 7 – SUBSEQUENT EVENTS

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days. The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018.

In connection with the Spin-off, effective as of November 7, 2019, we declared a 1,000 for 17,819,642 forward split. As of November 7, 2019, Cleartronic owns 17,819,642 shares of our common stock, which it will distribute to its shareholders in the Spin-Off Transaction. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Reid, certify that:

1. I have reviewed this Form 10-K, of VoiceInterop, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

1. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2020

/s/ Larry M. Reid

Larry Reid, Chief Executive Officer

VoiceInterop, Inc.

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Reid, certify that:

1. I have reviewed this Form 10-K, of VoiceInterop, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

1. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2020

/s/ Larry M. Reid

Larry Reid, Chief Financial Officer and Principal Financial Officer

VoiceInterop, Inc.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of VoiceInterop, Inc. for the fiscal year ending September 30, 2019, I, Larry M. Reid, Chief Executive Officer of VoiceInterop, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of VoiceInterop, Inc.

Date: March 17, 2020

/s/ Larry M. Reid

Larry Reid, Chief Executive Officer

VoiceInterop, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of VoiceInterop, Inc. for the fiscal year ending September 30, 2019, I, Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of VoiceInterop, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of VoiceInterop, Inc.

Date: March 17, 2020

/s/ Larry M. Reid

Larry Reid, Chief Financial Officer and Principal Financial Officer

VoiceInterop, Inc.

E-4