Form 10-Q
period 2019-12-31
Voiceinterop, Inc.
filed 2020-04-02
CIK 1750506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 333-231420

VOICEINTEROP, INC.
(Exact name of registrant as specified in its charter)
Florida	26-1543985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 North Federal Highway, Suite 100 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 939-3300

(Former name, former address and former fiscal year, if changed since last report)

-i-

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,469,642 shares as of April 1, 2020.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VOICEINTEROP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	December 31, 2019	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 3,077	$ 4,136
Total current assets	3,077	4,136

Operating lease asset, net	66,903	-

Total assets	$ 69,980	$ 4,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 72,374	$ 77,584
Operating lease liability, current	32,382	-
Deferred revenue, current portion	16,923	23,492
Deferred rent, current portion	-	896
Installment loan, net, current portion	35,502	14,587
Due to unrelated parties	68,000	68,000
Loan payable - related party	7,262	-
Total current liabilities	232,443	184,559

Long Term Liabilities
Deferred revenue, net of current	8,263	9,987
Deferred rent, long term portion	-	680
Operating lease liability, net of current	38,608	-
Total long term liabilities	46,871	10,667

Total liabilities	279,314	195,226

Commitments and Contingencies (See Note 6)	-	-

Stockholders' deficit:
Preferred stock - $.001 par value; 20,000,000 shares authorized,
none issued and outstanding, respectively.	-	-
Common stock - $.001 par value; 100,000,000 shares authorized,
17,819,642 and 17,819,642 shares issued and outstanding, respectively.	17,820	17,820
Additional paid in capital	32,337	27,155
Accumulated deficit	(259,491)	(236,065)
Total stockholders' deficit	(209,334)	(191,090)

Total liabilities and stockholders' deficit	$ 69,980	$ 4,136

The accompanying notes are an integral part of these condensed inancial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2019	December 31, 2018
Revenue	$ 13,143	$ 45,551
Cost of Revenue	1,750	8,994
Gross Profit	11,393	36,557

Operating Expenses:
Selling expenses	783	4,706
Administrative expenses	20,947	13,591
Professional Fees	8,558	13,005
Total Operating Expenses	30,288	31,302

(Loss) Income from operations	(18,895)	5,255

Other Income (Expense)
Other Income	3,450	1,596
Interest and other expense	(7,981)	(1,405)
Total Other Income (Expense)	(4,531)	191

(Loss) Income Before Income Taxes	(23,426)	5,446
Provision for Income Taxes	-	-

Net (Loss) Income	$ (23,426)	$ 5,446

Net Loss per Common Share -
basic and diluted	$ (0.00)	$ 0.00

Weighted Average of Shares Outstanding -
basic and diluted	17,819,642	17,819,642

The accompanying notes are an integral part of these condensed financial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2019	December 31, 2018
Net Income (Loss)	$ (23,426)	$ 5,446

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of debt issuance cost	7,592	970
Amortization of operating lease assets	8,175	-
(Increase) decrease in assets:
Accounts receivable	-	(36,403)
Interest receivable	-	(336)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,693)	54,189
Operating lease liability	(8,181)	-
Deferred rent	-	3,722
Deferred revenue	(8,293)	1,701
Net cash (used in) provided by operating activities	(26,826)	29,289

Cash Flows from Investing Activities
Issuance of note receivable	-	(25,000)
Net cash used in investing activities	-	(25,000)

Cash Flows from Financing Activities
Proceeds from issuance of installment loan	43,600	43,810
Repayment of installment loan	(30,277)	(1,940)
Proceeds from loan payable - related party	7,262	-
Contributions (to) from Cleartronic	5,182	(44,453)
Net cash provided by (used in) financing activities	25,767	(2,583)

Net (decrease) increase in cash	(1,059)	1,706

Cash at beginning of period	4,136	285

Cash at end of period	$ 3,077	$ 1,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability	$ 75,078	$ -

The accompanying notes are an integral part of these condensed financial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit
BALANCE AT SEPTEMBER 30, 2018	17,819,642	$ 17,820	$ 7,177	$ (131,518)	$ (106,521)
Contributions from Cleartronic, Inc.	-	-	(44,453)	-	(44,453)
Net income for the three months ended December 31, 2018	-	-	-	5,446	5,446
BALANCE AT DECEMBER 31, 2018	17,819,642	$ 17,820	$ (37,276)	$ (126,072)	$ (145,528)

BALANCE AT SEPTEMBER 30, 2019	17,819,642	$ 17,820	$ 27,155	$ (236,065)	$ (191,090)
Contributions from Cleartronic, Inc.	-	-	5,182	-	5,182
Net loss for the three months ended December 31, 2019	-	-	-	(23,426)	(23,426)
BALANCE AT DECEMBER 31, 2019	17,819,642	$ 17,820	$ 32,337	$ (259,491)	$ (209,334)

The accompanying notes are an integral part of these condensed financial statements

VOICEINTEROP, INC.

Notes to Condensed Financial Statements

December 31, 2019

(Unaudited)

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

In connection with the Spin-off, effective as of November 7, 2019, the Company declared a 1,000 for 17,819,642 forward stock split. As of November 7, 2019, Cleartronic owns 17,819,642 shares of our common stock, which it will distribute to its shareholders in the Spin-Off Transaction. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split. The Company has requested and received approval by the Financial Industry Regulatory Authority  (“FINRA”) to distribute the shares of common stock to the shareholders of common stock and Series C and Series D Preferred stock. On February 14, 2020, the distribution of shares was approved by FINRA and completed.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

The accompanying unaudited condensed financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Cleartronic, Inc. Our condensed financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (U.S. GAAP).

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at December 31, 2019 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At December 31, 2019 and September 30, 2019, the Company had no cash balances above the FDIC-insured limit, respectively.

REVENUE RECOGNITION AND DEFERRED REVENUES

The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i) Identification of Contact with a customer;

(ii) Identify the performant obligation of the contract

(iii) Determine transaction price;

(iv) Allocation of the transaction price to the performance obligations; and

(v) Recognition of revenue when (or as) the Company satisfies each performance obligation.

Unified group communication solutions consist of three elements to be provided to customers: software licenses developed by the Company, equipment purchased from third-party vendors, and proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company recognizes revenue for the elements separately as the sales of the equipment and software

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software.

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

EARNINGS (LOSS) PER SHARE

In accordance with accounting guidance now codified as FASB ASC 260 “Earning per Share”, basic (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from operations.   The Company has no common stock equivalents and potentially dilutive securities outstanding for the three months ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, and September 30, 2019, all property and equipment had been fully depreciated.

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

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest because of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2019, 2018, 2017 and 2016 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process. The Company’s tax returns were filed as consolidated returns were filed as consolidated returns with Cleartronic for the years ended September 30, 2019, 2018, 2017 and 2016.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $375 and $0 for the three months ended December 31, 2019 and 2018, respectively.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted this standard effective October 1, 2019 which are fully discussed in Note 6.

NOTE 3 - GOING CONCERN

During the three months ended December 31, 2019 and 2018, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. The Company believes that as a stand-alone entity with a new capital structure it will be able to raise debt and equity capital and acquire other companies. As reflected in the accompanying financial statements, the Company has an accumulated deficit as of December 31, 2019 and September 30, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

VoiceInterop has been allocated expenses from Cleartronic for the three months ended December 31, 2019 and 2018, respectively. These allocated costs, which are included in selling and administrative expenses and are primarily related to corporate administrative expenses, including administrative and technical employee related costs including benefits for corporate and shared employees, and fees for other corporate and support services.  The costs for these services and support functions have been allocated to VoiceInterop using the most meaningful allocation methodology which was based on proportionate direct costs.

All of VoiceInterop’s transactions with Cleartronic are considered to be financing transactions, which are presented as net contributions from (to) Parent in the accompanying statements of cash flows.

During the three months ended December 31, 2019, the Company’s Chief Executive Office loaned the Company $7,262, to pay for operating expense.   The loan is non-interest bearing and payable on demand.

NOTE 5 – INSTALLMENT LOAN PAYABLE

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $194 paid over 432 days. As of September 30, 2019, the loan balance is $14,587, net of debt issuance cost of $5,200.  The loan balance was repaid on October 8, 2019 using the proceed from a new loan  issued on October 8, 2019.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days.   The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018.  The remaining outstanding loan balance as of December 31, 2019 is $35,502 net of debt issuance cost of $10,688.

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

Rent expense incurred during the three months ended December 31, 2019 and 2018 was $10,160 and $4,500 in each respective years.  Sublease rental income during the three months ended December 31, 2019 and 2018 was $3,450 and $0, respectively.

The Company adopted the new lease guidance effective October 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before October 1. 2019.  We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported  statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of operating lease asset of $75,078, which was adjusted for deferred rent on the adoption date and lease liability of $79,171.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the October1, 2019 adoption date. This rate was determined to be 23% and the Company determined the initial present value, at inception, of $79,171.

Operating lease asset and operating lease liability are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease asset, current operating lease liability and non-current operating lease liability.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the operating lease asset at inception is deemed immaterial, we will not recognize operating lease asset or lease liability. Those leases are expensed on a straight line basis over the term of the lease.

Operating Leases – Balance Sheet Classificication
December 31, 2019
Operating lease assets, Net	$66,903

Current lease liability:
Operating lease liability	32,382
Non-current lease liability:
Long-term operating lease liability	$38,382
Total lease liability	$70,990

Maturities of lease liabilities at December 31, 2019 are as follows:

Payments:
2019	$11,035
2020	45,451
2021	43,188
Total	99,674
Less: present value discount	(28,684)
Total lease liability	$70,990

MAJOR CUSTOMERS

For the three months ended December 31, 2019 three customers accounted for approximately 18%, 13% and 13% of the Company’s total revenue.  For the three months ended December 31, 2018, one customer accounted for approximately 53% of the Company’s total revenue.

As of December 31, 2019 and September 30, 2019, the Company had no accounts receivable, respectively.

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

COMMITMENT TO SELL SHARES OF COMMON STOCK AND ISSUE COMMN STOCK FOR SERVICES

In 2018, the Company committed to sell 600,000 shares of common stock to five unrelated parties for $68,000 to provide working capital to the Company upon the completion of the spin off. As of December 31, 2019, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued.

In May 2019, the Company agreed to issue an aggregate of 50,000 shares of our common stock to Thomas Mahoney for service rendered to the Company, subject to the effectiveness of the registration statement. As of December 31, 2019, the shares have not been issued.

NOTE 7 – SUBSEQUENT EVENTS

On February 14, 2020, the distribution of 17,819,642 shares to Cleartronic shareholders was approved by FINRA and completed.  In addition, the Company also issued 600,000 shares of common stock to five unrelated parties (see Note 6) and 50,000 shares of common stock to a consultant for services (see Note 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives, and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that our objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance, or achievements will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Overview

We were initially incorporated as VoiceInterop, Inc. (“the Company” or “VoiceInteop”) on November 15, 2007 as a Florida corporation by our parent, Cleartronic, Inc (“Cleartronic” or “parent company”)

In March 2018, Cleartronic, Inc. approved the spin-off VoiceInterop, Inc.(“Voiceinterop”) into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. On November 14, 2019, the S-1 registration statement was declared effective by the Securities and Exchange Commission. On February 11, 2020 the process of spinning-off VoiceInterop was completed and the distribution of shares was completed on February 14, 2020.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Revenue

Revenues decreased approximately 71% to $13,143 for the three months ended December 31, 2019 as compared to $45,551 for the three months ended December 31, 2018.   The primary reason for the decrease in revenue was due to lack of sales of Command Phone systems.

Cost of Revenue

Cost of revenues was $1,750 for the three months ended December 31, 2019 as compared to $8,994 for the three months ended December 31, 2018.   Gross profits were $11,393 and $36,557 for the three months ended December 31, 2019 and 2018, respectively.  The decrease was primarily attributable to the decrease in revenues.

Operating Expenses

Operating expenses decreased slightly for the three months ended December 31, 2019, to $30,288 compared to $31,302 in the three months ended December 31, 2018. Operating expenses include selling expenses, administrative expenses, research and development costs and amortization expense.

Selling Expenses. Selling expenses decreased approximately 83% from $4,706 in the three months ended December 31, 2018, to $783 in three months ended December 31, 2019, primarily due to less commissions paid because of lack of sales revenue.

Administrative Expenses. Administrative expenses  increased  approximately 54% from $13,591 in the three months ended December 31, 2018, to $20,947 in 2019, primarily due to the increased allocation of CEO’s salary from Cleartronic from 25% to 50%.

Professional Fees. Professional fees declined approximately 34% from $13,005 for the three months ended December 31, 2018 to $8,558 in 2019, primarily due to a decrease in expenses associated with the spin-off from the parent company.

Other Income and Other Expense.Interest and other expense increased from $1,405 in the three months ended December 31, 2018 to $7,981 in 2019. The increase was primarily due to interest expense associated with an installment loan agreement entered into in October 2019. Other income of approximately $3,450 in the three months ended December 31, 2019 compared with $1,596 for the three months ended December 31, 2018. Other income was  attributable  primarily to rental income.

Net (Loss) Income.  Net loss was $(23,426) for the three months ended December 31, 2019 as compared to net income of $5,446  for the three months ended December 31, 2018. This loss was due to decrease in gross profit and increase in other expense.

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

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $(26,826) for the three months ended December 31, 2019 compared to cash provided by operating activities of $29,289 for the three months ended December 31, 2018. The primary reason for the increase was an increase in net loss from $(23,426) in the three months ended December 31, 2019 compared with net income of $5,446 in the three months ended December 31, 2018, offset by the decreases in accounts payable, accrued expenses and deferred revenue.

Net cash used in  investing  activities was $0.00 for the three months ended December 31, 2019 compared to $(25,000) for the three months ended December 31, 2018. The decrease was primarily due to no issuance of notes receivable in 2019.

Net cash provided by (used in) financing activities was $25,767 for the three months ended December 31, 2019 as compared to $(2,583) for the three months ended December 31, 2018. For the three months ended December 31, 2019, the cash provided by financing activities was from a new installment loan partially offset by repayment of an installment loan, proceeds from loan payable related party and contributions from parent company. For the three months ended December 31, 2018 used in financing activities was proceeds from an installment loan offset by repayments of loan and contributions from subsidiary.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer  concluded that, as of  Decnber 31, 2019, our disclosure controls and procedures were  effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Change in Internal Controls over Financial Reporting

There was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended December 31, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.   Sales of Equity Securities and Use of Proceeds.

In February 2020, the Company issued 600,000 shares of its common stock to five individuals for cancellation  of $68,000 due to unrelated parties 50,000 shares to an outside consultant for services rendered. These shares were registered with the SEC in a registration statement declared effective November 14, 2019.

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1	Form of Separation Agreement between VoiceInterop, Inc. and Cleartronic(1)
3.1	Amended and Restated Articles of Incorporation of VoiceInterop, Inc.(1)
3.2	Amended and Restated By-laws(1)
10.1	Employment Agreement between Cleartronic, Inc. and Larry Reid (1)
10.2	Waiver Agreement dated September 18, 2018 between the Company and Richard Martin(1)
10.3	Waiver Agreement dated September 18, 2018 between the Company and Mark Moore(1)
10.4	Waiver Agreement dated September 18, 2018 between the Company and Larry Reid(1)
10.5	Investor Relations Agreement dated May 30, 2019 between the Company and Thomas Mahoney(2)
10.6	Subscription Agreement dated March 7, 2018 between the Company and Carl Feuerstein (3)
10.7	Subscription Agreement dated March 7, 2018 between the Company and Janet Mortensen (3)
10.8	Subscription Agreement dated March 7, 2018 between the Company and Harry Schloss(3)
10.9	Subscription Agreement dated April 24, 2018 between the Company and Frank Vicino, Jr.(3)
10.10	Subscription Agreement dated April 24, 2018 between the Company and Frank Vicino, Sr.(3)
10.11	Notice of Conversion dated September 20, 2018- Richard J. Martin(4)
10.12	Asset Purchase Agreement dated October 22, 2019 between Cleartronic, Inc and Collabri, LLC. (4)
14.1	Code of Ethics(1)
31.1	Certification of Larry M. Reid Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Larry M. Reid, Chief Executive Officer and Chief Financial Office of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
101	XBRL Interactive Data Tables+

(1) Previously Filed on FORM S-1 on May 13, 2019

(2) Previously Filed on FORM S-1/A (Amendment No.1) on July 15, 2019

(3) Previously Filed on FORM S-1/A (Amendment No.2) on August 08, 2019

(4) Previously Filed on FORM S-1/A (Amendment No.3) on November 08, 2019

+ Filed hereby with this Registration Statement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:April 2, 2020                               VOICEINTEROP, INC.

By:/s/ Larry Reid

Larry M. Reid, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Larry M. Reid, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of VoiceInterop, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am the only certifying officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Board of Directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 2, 2020

/s/ Larry M. Reid

Larry M. Reid, Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Larry Reid, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Cleartronic, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am the only certifying officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Board of Directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 2, 2020

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

April  2, 2020

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Executive Officer and Principal Financial Officer