Form 10-Q
period 2020-03-31
Voiceinterop, Inc.
filed 2020-06-11
CIK 1750506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

-i-

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer _X___

 Smaller repotting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,469,827 shares as of June 10, 2020.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VOICEINTEROP, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2020	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 66	$ 4,136
Total current assets	66	4,136

Operating lease asset, net	59,816	-

Total assets	$ 59,882	$ 4,136

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 110,483	$ 77,584
Operating lease liability, current	34,742	-
Deferred revenue, current portion	14,735	23,492
Deferred rent, current portion	-	896
Installment loan, current portion	10,746	14,587
Due to unrelated parties	-	68,000
Loan payable - related party	16,512	-
Total current liabilities	187,218	184,559

Long Term Liabilities
Deferred revenue, net of current portion	6,538	9,987
Deferred rent, long term portion	-	680
Installment loan, net, current portion	19,700	-
Operating lease liability, net of current portion	28,865	-
Total long term liabilities	55,103	10,667

Total liabilities	242,321	195,226

Commitments and Contingencies (See Note 6)	-	-

Stockholders' deficit:
Preferred stock - $.001 par value; 20,000,000 shares authorized,
none issued and outstanding, respectively.	-	-
Common stock - $.001 par value; 100,000,000 shares authorized,
18,469,827 and 17,819,827 shares issued and outstanding, respectively.	18,470	17,820
Additional paid in capital	126,340	27,155
Accumulated deficit	(327,249)	(236,065)
Total stockholders' deficit	(182,439)	(191,090)

Total liabilities and stockholders' deficit	$ 59,882	$ 4,136

The accompanying notes are an integral part of these unaudited condensed financial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue	$ 19,156	$ 11,509	$ 32,299	$ 57,060
Cost of Revenue	9,338	14,107	11,088	23,101
Gross Profit (Loss)	9,818	(2,598)	21,211	33,959

Operating Expenses:
Selling expenses	3,079	2,364	3,862	7,070
Administrative expenses	7,825	32,046	28,772	43,642
Professional Fees	64,495	13,005	73,053	28,005
Total Operating Expenses	75,399	47,415	105,687	78,717

Loss from operations	(65,581)	(50,013)	(84,476)	(44,758)

Other Income (Expense)
Other Income	2,102	13,500	5,552	15,096
Loss on debt extinguishment	(2,256)	-	(2,256)	-
Interest and other expense	(2,023)	(7,022)	(10,004)	(8,427)
Total Other Income (Expense)	(2,177)	6,478	(6,708)	6,669

Loss Before Income Taxes	(67,758)	(43,535)	(91,184)	(38,089)
Provision for Income Taxes	-	-	-	-

Net Loss	$ (67,758)	$ (43,535)	$ (91,184)	$ (38,089)

Net Loss per Common Share -basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average of Shares Outstanding - basic and diluted	18,148,398	17,819,827	17,983,215	17,819,827

The accompanying notes are an integral part of these unaudited condensed financial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit
BALANCE AT SEPTEMBER 30, 2018	17,819,827	$ 17,820	$ 7,177	$ (131,518)	$ (106,521)
Contributions from Cleartronic, Inc.	-	-	(43,963)	-	(43,963)
Net loss for the six months ended March 31, 2019	-	-	-	(38,089)	(38,089)
BALANCE AT MARCH 31, 2019 (UNAUDITED)	17,819,827	$ 17,820	$ (36,786)	$ (169,607)	$ (188,573)

BALANCE AT DECEMBER 31, 2018	17,819,827	$ 17,820	$ (37,276)	$ (126,072)	$ (145,528)
Contributions from Cleartronic, Inc.	-	-	490	-	490
Net loss for the three months ended March 31, 2019	-	-	-	(43,535)	(43,535)
BALANCE AT MARCH 31, 2019 (UNAUDITED)	17,819,827	$ 17,820	$ (36,786)	$ (169,607)	$ (188,573)

BALANCE AT SEPTEMBER 30, 2019	17,819,827	$ 17,820	$ 27,155	$ (236,065)	$ (191,090)
Contributions from Cleartronic, Inc.	-	-	26,335	-	26,335
Common stock issued for cash	600,000	600	67,400	-	68,000
Common stock issued for services	50,000	50	5,450	-	5,500
Net loss for the six months ended March 31, 2020	-	-	-	(91,184)	(91,184)
BALANCE AT MARCH 31, 2020 (UNAUDITED)	18,469,827	$ 18,470	$ 126,340	$ (327,249)	$ (182,439)

BALANCE AT DECEMBER 31, 2019	17,819,827	$ 17,820	$ 32,337	$ (259,491)	$ (209,334)
Contributions from Cleartronic, Inc.	-	-	21,153	-	21,153
Common stock issued for cash	600,000	600	67,400	-	68,000
Common stock issued for services	50,000	50	5,450	-	5,500
Net loss for the three months ended March 31, 2020	-	-	-	(67,758)	(67,758)
BALANCE AT MARCH 31, 2020 (UNAUDITED)	18,469,827	$ 18,470	$ 126,340	$ (327,249)	$ (182,439)

The accompanying notes are an integral part of these unaudited condensed financial statements

VOICEINTEROP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Net Loss	$ (91,184)	(38,089)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Amortization of debt issuance cost	10,004	3,747
Amortization of operating lease assets	15,262	-
Loss on debt extinguishment	2,256	-
Stock issued for services	5,500	-
(Increase) decrease in assets:
Accounts receivable	-	(8,334)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	40,443	55,168
Operating lease liability	(15,564)	-
Deferred rent	-	10,885
Deferred revenue	(12,206)	3,006
Net cash (used in) provided by operating activities	(45,489)	26,383

Cash Flows from Investing Activities
Issuance of note receivable	-	(25,000)
Repayment of note receivable	-	25,000
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of installment loan	75,837	44,260
Repayment of installment loan	(77,265)	(14,550)
Proceeds from loan payable - related party	16,512	-
Contributions (to) from Cleartronic	26,335	(43,963)
Net cash provided by (used in) financing activities	41,419	(14,253)

Net (decrease) increase in cash	(4,070)	12,130

Cash at beginning of period	4,136	285

Cash at end of period	$ 66	$ 12,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability	$ 75,078	$ -
Common stock issued in exchange for due to unrelated parties	$ 68,000	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

VOICEINTEROP, INC.

Notes to Condensed Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

VoiceInterop, Inc. (the “Company”) was incorporated in the state of Florida on November 15, 2007.

The accompanying financial statements include the historical accounts of VoiceInterop, Inc. (“VoiceInterop”), a wholly-owned subsidiary of Cleartronic, Inc. (“Cleartronic” or “Parent”) from inception to February 14, 2020.

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

On November 14, 2019, the S-1 registration statement for Voiceinterop, Inc. was declared effective by the United States Securities and Exchange Commission.

In connection with the Spin-off, effective as of November 7, 2019, the Company declared a 1,000 for 17,819,827 forward stock split. As of November 7, 2019, Cleartronic owns 17,819,827 shares of our common stock, which it will distribute to its shareholders in the Spin-Off Transaction. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

On February 14, 2020, the distribution of shares was approved by FINRA and completed. The Company was deconsolidated from Cleartronic, Inc.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared on a stand-alone basis and are derived from the condensed consolidated financial statements and accounting records of Cleartronic, Inc.through February 14, 2020. Our condensed financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (U.S. GAAP).

VoiceInterop has historically operated as a part of Cleartronic and not as a stand-alone company.  The financial statements have been derived from Cleartronic’s historical accounting records and are presented on a stand-alone basis from inception to February 14, 2020.  The accompanying financial statements include the assets, liabilities, revenue, and expenses that are directly attributable to VoiceInterop.  In addition, certain costs related to VoiceInterop as well as allocations deemed reasonable by management have been included to present the financial position, results of operations, changes in equity and cash flows of VoiceInterop on a stand-alone basis.  The allocation methodologies have been described within the notes to the financial statements where appropriate. These allocated costs are primarily related to corporate administrative expenses, including administrative and technical employee related costs including benefits for corporate and shared employees, and fees for other corporate and support services.  Income taxes have been accounted for in these financial statements as described in “Income Taxes” section.

The financial statements included herein may not necessarily reflect the financial position, results of operations, changes in equity and cash flows of VoiceInterop in the future or what they have been had VoiceInterop been a separate, stand-alone entity during the periods presented and through February 14, 2020.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at March 31, 2020 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At March 31, 2020 and September 30, 2019, the Company had no cash balances above the FDIC-insured limit, respectively.

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

EARNINGS (LOSS) PER SHARE

In accordance with accounting guidance now codified as FASB ASC 260 “Earning per Share”, basic (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from operations.   The Company has no common stock equivalents and potentially dilutive securities outstanding for the three and six months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, and September 30, 2019, all property and equipment had been fully depreciated.

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

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest because of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2019, 2018 and 2017 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process. The Company’s tax returns were filed as consolidated returns were filed as consolidated returns with Cleartronic for the years ended September 30, 2019, 2018 and 2017.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $131 and $300 during the three months ended March 31, 2020 and 2019, respectively, and $506 and $600 during the six months ended March 31, 2020 and 2019, respectively.

RECLASSIFACATION

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

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

NOTE 3 - GOING CONCERN

During the six months ended March 31, 2020 and 2019, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying financial statements, the Company has an accumulated deficit as of March 31, 2020 and September 30, 2019.

The Company believes that becoming a separate corporate entity with a simple capital structure it will be able to raise additional capital and complete strategic acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There is substantial doubt about the Company’s ability to continue as a going concern without raising additional debt or equity capital. The COVID-19 pandemic may have an adverse impact on the Company's ability to raise capital or to continue as a going concern. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

VoiceInterop has been allocated expenses from Cleartronic for the period from October 1, 2019 to February 14, 2020 and six months ended March 31, 2019, respectively. These allocated costs, which are included in selling and administrative expenses and are primarily related to corporate administrative expenses, including administrative and technical employee related costs including benefits for corporate and shared employees, and fees for other corporate and support services.  The costs for these services and support functions have been allocated to VoiceInterop using the most meaningful allocation methodology which was based on proportionate direct costs.

All of VoiceInterop’s transactions with Cleartronic are considered to be financing transactions, which are presented as net contributions from Parent in the accompanying statements of cash flows.

During the six months ended March 31, 2020, the Company’s Chief Executive Office loaned the Company $16,512, to pay for operating expense.   The loan is non-interest bearing and payable on demand.

NOTE 5 – INSTALLMENT LOAN PAYABLE

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $194 paid over 432 days. As of September 30, 2019, the loan balance is $14,587, net of debt issuance cost of $5,200.  The loan balance was repaid on October 8, 2019(See below).

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days.   The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018.  The remaining outstanding loan balance as of February 26, 2020 is $29,880, net of debt issuance cost of $10,789.  On February 26, 2020, the Company entered into a settlement agreement with United Settlement to settle the outstanding loan balance of $40,669 with WebBank for $32,236. The Company recorded $2,256 as a loss on debt extinguishment and amortized the remaining debt discount.  The agreement calls for 36 installments of $895 paid over 18 months.  The Company repaid $1,790 during the six months ended March 31, 2020.  The remaining outstanding loan balance as of March 31, 2020 is $30,446.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER SUB-LEASE AGREEMENT

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 with annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021. VoiceInterop sub-leases approximately 900 square feet to three separate entities bringing its net rent expense to approximately $2,900 per month.

Rent expense incurred during the six months ended March 31, 2020 and 2019 was $17,566 and $8,400 in each respective years.  Sublease rental income during the six months ended March 31, 2020 and 2019 was $5,552 and $0, respectively.   Rent expense incurred during the three months ended March 31, 2020 and 2019 was $7,406 and $3,900 in each respective years.  Sublease rental income during the three months ended March 31, 2020 and 2019 was $2,102 and $0, respectively.

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

Operating Leases - Balance Sheet Classification
March 31,
2020
Operating lease assets, net	$59,816

Current lease liability
Operating lease laibility	34,742
Non- current lease liability
Long term operating lease liability	28,865
Total lease liability	$63,607

Payments:
Remaining of 2020	$34,126
2021	43,188
Total	77,314
Less: present value discount	(13,707)
Total lease liability	$63,607

MAJOR CUSTOMERS

For the six months ended March 31, 2020 four customers accounted for approximately 20%, 14%, 11% and 11% of the Company’s total revenue.  For the six months ended March 31, 2019, one customer accounted for approximately 31% of the Company’s total revenue.

As of March 31, 2020 and September 30, 2019, the Company had no accounts receivable, respectively.

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

COMMITMENT TO SELL SHARES OF COMMON STOCK AND ISSUE COMMN STOCK FOR SERVICES

In 2018, the Company committed to sell 600,000 shares of common stock to five unrelated parties for $68,000 to provide working capital to the Company upon the completion of the spin off. On February 14, 2020, the spin-off has been completed and the shares were issued to the unrelated parties.

In May 2019, the Company agreed to issue an aggregate of 50,000 shares of our common stock to Thomas Mahoney for service rendered to the Company, subject to the effectiveness of the registration statement. On February 14, 2020, the shares were issued with a fair value of $5,500 based on the most recent cash offering.

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

Overview

We were initially incorporated as VoiceInterop, Inc. (“the Company” or “VoiceInterop”) on November 15, 2007 as a Florida corporation by our parent, Cleartronic, Inc (“Cleartronic” or “parent company”)

In March 2018, Cleartronic, Inc. approved the spin-off of VoiceInterop, Inc.(“VoiceInterop”) into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. On November 14, 2019, the S-1 registration statement was declared effective by the Securities and Exchange Commission. On February 11, 2020 the process of spinning-off VoiceInterop was completed and the distribution of shares was completed on February 14, 2020.

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

FOR THE THREE MONTHS ENDED MARCH  31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

Revenues increased approximately 66% to $19,156 for the three months ended March 31, 2020 as compared to $11,159 for the three months ended March 31, 2019.   The primary reason for the increase in revenue was due to increased sales of IP gateways and related equipment.

Cost of Revenue

Cost of revenues was $9,338 for the three months ended March 31, 2020 as compared to $14,107 for the three months ended March 31, 2019.   Gross profits (loss) were $9,818 and $(2,598) for the three months ended March 31, 2020 and 2019, respectively.  The increase was primarily attributable to higher cost of goods sold in the three months ended March 31, 2019.

Operating Expenses

 Operating expenses increased approximately 59% for the three months ended March 31, 2020, to $75,399 compared to $47,415 in the three months ended March 31, 2019.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization expense.

Selling Expenses.  Selling expenses increased approximately 30% from $2,364 in the three months ended March 31, 2019, to $3,079 in three months ended March 31, 2020, primarily due to more commissions paid because of increase in sales.

Administrative Expenses.  Administrative expenses decreased approximately 75% from $32,046 in the three months ended March 31, 2019, to $7,825 in 2020 attributable to decrease in total costs and expenses of the normal business operations.

Professional Fees.  Professional fees increased approximately 394% from $13,005 for the three months ended March 31, 2019 to $64,495 in 2020, primarily due to the increase in legal expenses associated with the spin-off from the parent company.

Other Income and Other Expense.   Interest and other expense decreased from $7,022 in the three months ended March 31, 2019 to $2,023 in 2020. The decrease was primarily due to interest expense associated with an installment loan agreement entered into in October 2019. On February 26, 2020, the Company entered into a settlement agreement with United Settlement to settle the outstanding loan balance.  The Company recorded $2,256 as a loss on debt extinguishment and amortized the remaining debt discount.   Other income decreased from $13,500 in the three months ended March 31, 2019 compared with $2,102 for the three months ended March 31, 2020 which is due to a decrease in interest income received from the issuance of note receivable and credit card processing income.

Net (Loss) Income.  Net loss was $(67,758) for the three months ended March 31, 2020 as compared to a net loss of $(43,535) for the three months ended March 31, 2020. This increase in net loss was due to increase in expenses associated with the spin-off from Cleartontic which was slightly offset by increase in gross profit.

FOR THE SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2019

Revenue

Revenues decreased approximately 44% to $32,299 for the six months ended March 31, 2020 as compared to $57,060 for the six months ended March 31, 2019.   The reason for the decrease in revenue was due to increase in sales of IP gateways, related equipment and crash phone systems offset by the decreases in maintenance agreement and software revenues.

Cost of Revenue

Cost of revenues was $11,088 for the six months ended March 31, 2020 as compared to $23,101 for the six months ended March 31, 2019.   Gross profits were $21,211 and $33,959 for the six months ended March 31, 2020 and 2019, respectively.  The decrease was primarily attributable to lower cost of goods sold and overall decrease in revenues in the six months ended March 31, 2020.

Operating Expenses

 Operating expenses increased approximately 34% for the six months ended March 31, 2020, to $105,687 compared to $78,717 in the six months ended March 31, 2019.  Operating expenses include selling expenses, administrative expenses, and professional fees.

Selling Expenses.  Selling expenses decreased approximately 45% from $7,070 in the six months ended March 31, 2019, to $3,862 in six months ended March 31, 2020, primarily due to less commissions paid because of the decrease in sales revenue.

Administrative Expenses.  Administrative expenses decreased approximately 34% from $43,642 in the six months ended March 31, 2019, to $28,772 in 2020, primarily attributable to decrease in total costs and expenses of the normal business operations.

Professional Fees.  Professional fees increased approximately 160% from $28,005 for the six months ended March 31, 2019 to $73,053 in 2020, primarily due to the increased legal expenses associated with the spin-off from the parent company.

Other Income and Other Expense.   Interest and other expense increased from $8,427 in the six months ended March 31, 2019 to $10,004 in 2020. The increase was primarily due to interest expense associated with an installment loan agreement entered into in October 2019.  On February 26, 2020, the Company entered into a settlement agreement with United Settlement to settle the outstanding loan balance.  The Company recorded $2,256 a as a loss on debt extinguishment and amortized the remaining debt discount.  Other income of approximately $15,096 in the six months ended March 31, 2019 compared with $5,552 for the six months ended March 31, 2020, the decrease in other income was attributable primarily due to decreases in interest income received from the issuance of note receivable and credit card processing income.

Net (Loss) Income.  Net loss was $(91,184) for the six months ended March 31, 2020 as compared to a net loss of ($38,089) for the six months ended March 31, 2019. This increase was due to increase in expenses associated with the spin-off from Cleartronic and decrease in gross profit resulting from decreased revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $(45,489) for the six months ended March 31, 2020 compared to cash provided by operating activities of $26,383 for the six months ended March 31, 2019. The primary reason for the increase was an increase in net loss from $(38,089) in the six months ended March 31, 2019 compared with net loss of $(91,184) in the six months ended March 31, 2020 and decrease in deferred revenue offset by the increases in accounts payable and accrued expenses.

Net cash used in investing activities was $0.00 for the six months ended March 31, 2020 compared to $0.00 for the six months ended March 31, 2019.   In December 2018 the Company loaned $25,000 to a shareholder. On March 6, 2019 the loan was repaid along with $1,770 in interest.

Net cash used in financing activities was $(14,253) for the six months ended March 31, 2019 as compared to cash provided by $41,419 for the six months ended March 31, 2020. For the six months ended March 31, 2020, the cash provided by financing activities was from a new installment loan partially offset by repayment of an installment loan, proceeds from loan payable related party and contributions from parent company. For the six months ended March 31, 2019 used in financing activities was proceeds from an installment loan offset by repayments of loan and contributions from parent.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.   The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

Date: June 11, 2020                               VOICEINTEROP, INC.

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

Date: June 11, 2020

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

Date: June 11, 2020

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 11 , 2020

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Executive Officer and

Principal Financial Officer